Form 10-Q
period 2016-09-30
LeGall Holdings Inc.
filed 2017-02-16
CIK 1672899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 000-55636

LEGALL HOLDINGS INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	81-2355761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2215 North Wood Avenue Linden, New Jersey	07036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 448-1222

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of February 15, 2017, 6,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

LeGall Holdings Inc.

Quarterly Report on Form 10-Q
Period Ended September 30, 2016

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements: (unaudited)
Condensed Balance Sheet as of September 30, 2016	1
Condensed Statements of Operations for the three months ended September 30, 2016 and for the period from April 4, 2016 (Inception) through September 30, 2016	2
Condensed Statement of Cash Flows for the period from April 4, 2016 (Inception) through September 30, 2016	3
Notes to Condensed Financial Statements	4 – 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations & Plan of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	11
Item 6. Exhibits	11
SIGNATURES	12

i

LEGALL HOLDINGS INC.

Condensed Balance Sheet
(unaudited)

September 30, 2016
ASSETS
CURRENT ASSETS
Cash	$—
TOTAL ASSETS	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$1,000
Due to related party	11,973
Accrued interest – related party	180
Total current liabilities	13,153
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	—
Common stock; $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares issued and outstanding, at September 30, 2016	550
Discount on common stock	(550)
Additional paid-in capital	1,562
Accumulated deficit	(14,715)
Total stockholders' deficit	(13,153)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Condensed Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2016	For the period from April 4, 2016 (Inception) to September 30, 2016
REVENUES	$—	$—
OPERATING EXPENSES
Operating expenses	12,973	14,535
Total Operating Expenses	(12,973)	(14,535)
OPERATING LOSS	(12,973)	(14,535)
Interest expense	(180)	(180)
NET LOSS BEFORE INCOME TAXES	(13,153)	(14,715)
Provision for income taxes	—	—
NET LOSS	$(13,153)	$(14,715)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,000,000	19,389,610

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Condensed Statement of Cash Flows
(unaudited)

For the period from April 4, 2016 (Inception) to September 30, 2016
OPERATING ACTIVITIES
Net loss	$(14,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder on behalf of the Company	11,973
Interest incurred on due to related party	180
Expenses paid by stockholder and contributed as capital	1,562
Changes in operating assets and liabilities
Accrued liabilities	1,000
Net Cash Provided by (Used in) Operating Activities	—
NET INCREASE (DECREASE) IN CASH	—
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$—
SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Notes to Condensed Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

LeGall Holdings, Inc (formerly Garnet Island Acquisition Corporation) (the “Company”) was incorporated on April 4, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Garnet Island. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The accompanying unaudited condensed financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period from April 4, 2016 (Inception) to September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 2 — GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $14,535 during the period from April 4, 2016 (Inception) to September 30, 2016. The Company had a working capital deficit of $13,153 and an accumulated deficit of $14,715 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

LEGALL HOLDINGS INC.

Notes to Condensed Financial Statements
(unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of September 30, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 — Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 — Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net income (Loss) per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

LEGALL HOLDINGS INC.

Notes to Condensed Financial Statements
(unaudited)

NOTE 4 — ACCRUED LIABILITIES

As of September 30, 2016, the Company had accrued liabilities of $1,000 for professional fees.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management has determined that the impact of adopting this ASU is immaterial.

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier

LEGALL HOLDINGS INC.

Notes to Condensed Financial Statements
(unaudited)

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management has determined that the impact of adopting this ASU is immaterial.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management has determined that the impact of adopting this ASU is immaterial.

NOTE 6 — COMMON STOCK

On April 4, 2016, the Company issued 20,000,000 founders common stock to two prior directors, officers, and shareholders. On September 28, 2016, the Company redeemed 19,500,000 shares from the two prior owners.

On September 29, 2016, the Company issued 5,000,000 of its common stock to effect a change in control. These shares were issued to four executives in the Company.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 7 — DUE TO RELATED PARTY

As of September 30, 2016, the Company had $11,973 of due to related-party primarily as a result of operating expenses paid by Portia LeGall, the Company’s Chief Executive Officer. There was no written agreement for the balance due which bares 6% interest annually. Interest expense amounted to $180 for the three months ended September 30, 2016 and for the period from April 4, 2016 (inception) through September 30, 2016.

NOTE 8 — SUBSEQUENT EVENTS

Management has evaluated subsequent events, accordance with FASB ASC Topic 855, “Subsequent Events”, through February 15, 2017, the date which the financial statements were available to be issued. See below for material subsequent events:

On October 7, 2016, the Company issued 20,000 shares of its common stock, for cash, at $0.0001 per share.

On October 8, 2016, the Company issued 90,000 shares of its common stock, for cash, at $0.0001 per share.

On October 14, 2016, the Company issued 10,000 shares of its common stock, for cash, at $0.0001 per share.

On October 18, 2016, the Company issued 180,000 shares of its common stock, for cash, at $0.0001 per share.

On October 19, 2016, the Company issued 10,000 shares of its common stock, for cash, at $0.0001 per share.

On October 20, 2016, the Company issued 40,000 shares of its common stock, for cash, at $0.0001 per share.

LEGALL HOLDINGS INC.

Notes to Condensed Financial Statements
(unaudited)

NOTE 8 — SUBSEQUENT EVENTS  – (continued)

On October 22, 2016, the Company issued 40,000 shares of its common stock, for cash, at $0.0001 per share.

On October 23, 2016, the Company issued 10,000 shares of its common stock, for cash, at $0.0001 per share.

On October 24, 2016, the Company issued 30,000 shares of its common stock, for cash, at $0.0001 per share.

On October 25, 2016, the Company issued 50,000 shares of its common stock, for cash, at $0.0001 per share.

On October 26, 2016, the Company issued 10,000 shares of its common stock, for cash, at $0.0001 per share.

On November 30, 2016, the Company issued 10,000 shares of its common stock, for cash, at $0.0001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section as well as discussed elsewhere herein.

Liquidity and Capital Resources

As of September 30, 2016, the Company has no cash or cash equivalents.

The Company has accrued liabilities in the amount of $1,000 and due to related party of $11,973, as of September 30, 2016.

The Company had no cash provided or used in operating activities. The Company did incur a due to related party for operating expense paid by Portia LeGall, the Company’s Chief Executive Officer. For the nine months ended expenses paid the CEO on behalf of the Company was $11,973. Interest expense accrued for the due to related party amounted to $180.

Other non-cash adjustments came from expenses paid by a stockholder and received equity. For the nine months ended, expenses paid by the stockholder and contributed as capital was $1,562.

Results of Operations

For the three-months ended September 30, 2016, LeGall Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. LeGall Holdings Inc. had sustained net loss of $13,153. The losses are largely contributed to operating expense incurred, by the Company, for the purposes of building business relationships and paying for accounting, legal and audit fees.

For the period from April 4, 2016 (Inception) to September 30, 2016, LeGall Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. LeGall Holdings Inc. had sustained net loss of $14,715 and an accumulated deficit of $14,715 for the period from April 4, 2016 (Inception) to September 30, 2016. Losses incurred were due to expenses incurred in the normal course of business including paying for accounting, legal and audit fees.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of LeGall Holdings Inc. as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with LeGall Holdings Inc.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2016.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has issued 5,500,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par.

On September 29, 2016 LeGall Holdings Inc. (formerly Garnet Island Acquisition Corporation) issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities act of 1933 at par representing 90.9% of the total outstanding 5,500,000 shares of common stock as follows:

Portia R. LeGall	3,750,000
Terrence G. LeGall	650,000
Tara P. LeGall	500,000
Terrence G. M. LeGall	100,000

With the issuance of the stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the new majority shareholders elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2017	LEGALL HOLDINGS INC.
By: /s/ Portia R. LeGall Chief Executive Officer