Form 10-K
period 2016-12-31
LeGall Holdings Inc.
filed 2017-04-27
CIK 1672899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of April 26, 2017, 6,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

LEGALL HOLDINGS, INC.

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “LeGall” mean LeGall Holdings, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate Background

LeGall Holdings, Inc. (the “Company” or “LHI”), a Delaware Corporation was incorporated in the State of Delaware in April, 2016 and was formerly known as Garnet Island Acquisition Corporation. In May, 2016, Garnet Island Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company. As part of a change in control of Garnet Island, in August, 2016, the Company changed its name to LeGall Holdings, Inc.

In July, 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Garnet Island Acquisition Corporation to LeGall Holdings, Inc.

Our Business

The Company is a development stage company designed as a global food & restaurant brand specializing in Caribbean and American cuisine and fine dining.”) The Company will operate a Caribbean restaurant brand known as “LE GRILLE”. The Holding Company also intends to distribute its own proprietary line of Jerk Sauce.

Caribbean Fast-Casual Dining

Traditionally, the foods and spices of the 7,000 Caribbean islands represent a melting pot of cultures and cooking methods. The Company however will present Caribbean food blended with American taste to cater to the demand in target locations. The Company will be open for breakfast, lunch and dinner daily from 8am – 10pm. Menu items will range in price depending upon market & location, but pricing will normally fix at $9.00 to $16.00 per item. Menu items will include jerk chicken, ox-tail, brown stew chicken, curry meats, beef and catfish.

Property & Location

In its first few years of operation, the Company will establish a Fast-Casual model restaurant. The first restaurant the Company shall operate is located at 3173 Roswell Rd Atlanta, GA 30305 (“the Property”). The Property was previously owned by Tex’s Tacos. The Company intends to acquire control of the property and lease terms are being negotiated. There is ample parking around the building and the location is in close proximity to East Andrews and Peachtree Rd. Zoned C-3 in the City of Atlanta. The 900-square foot space has been used primarily as a catering service.

Atlanta is the capital of and the most populous city in the U.S. state of Georgia, with an estimated 2015 population of 463,878. Atlanta is the cultural and economic center of the Atlanta metropolitan area, home to 5,522,942 people and the ninth largest metropolitan area in the United States. Atlanta is the county seat of Fulton County, and a small portion of the city extends eastward into DeKalb County.

There are approximately 185,000 total households in Atlanta, with 34.6% of ages ranging between 25 to 44, 37.0% of the total population is white, 51.5% black or African American, and 4.2% Asian (7.3% attributable to other races). 19.2% of households have at least one child under the age of 18 and approximately 80,000 (43.4%) of these households are represented by married-couple families. Median household income for this segment is approximately $35,000 and 90.3% of 25-year-olds and over are employed.

Jerk Sauce

Jerk Sauce is versatile ingredient that adds a Jamaican kick to chicken, lamb, pork, fish and vegetable dishes. Jerk is a style of cooking native to Jamaica in which meat is dry-rubbed or wet marinated with a very hot spice mixture called Jamaican jerk spice. Jerk seasoning is traditionally applied to pork and chicken. Modern recipes also apply jerk spice mixes to fish, shrimp, shellfish, beef, sausage, lamb, vegetables, and tofu. Jerk seasoning principally relies upon two items: allspice (called “pimento” in Jamaica) and Scotch bonnet peppers. Other ingredients may include cloves, cinnamon, scallions, nutmeg, thyme, garlic, brown sugar, ginger, and salt. The Company will supply Jerk Sauce in 10 oz. packaging to restaurants, grocery stores, and other markets. The Company also intends to distribute their proprietary sauce directly to consumers.

Catering Service & Franchising

The Company intends to offer catering services for personal and business needs as LHI expands. The Company’s catering services shall range from the most elegant affairs to business luncheons or picnics at local parks. In addition, the Company aims to establish regional franchise chains three to five years into operation, provided the Company can prove out performance of its brand for owner-operated locations.

Marketing & Distribution

To gain market share, the Company intends to deploy an aggressive marketing strategy built primarily upon internet marketing tactics and strategy. The Company will run a strong campaign on social media via Facebook, Instagram and Twitter. Print advertising will round out the marketing model with print advertisements being placed in publications that are typically read by members of the targeted audience. The Company will also distribute its jerk sauce directly at the Company’s restaurants, online, and via print catalogs. As the business expands, the Company intends to seek out sauce distributors, retailers, grocery stores and shopping marts.

The Market

The primary target market for the products or services that are being offered by LE GRILLE restaurant will be households earning above $50K income. According to LoopNet area demographics, there are 85,505 households within 5-miles of the Property that earn more than $50,000 per year. According to IBIS World, an estimated 39.1% of industry demand comes from consumers in the nation’s highest income quintile; and according to the US Census Bureau (2014-latest available data), the average consumer in the highest income bracket spent an average $5,125 on food and beverages consumed outside the home.

The target market for the Company’s Jerk Sauce will be grocery stores and restaurants. According to LoopNet, Grocery Stores within 5-miles vicinity of the Property gross nearly $629 million annually in revenue, and there are 15 major grocery stores in the vicinity of the Property, including; Kroger, Trader Joe’s, Whole Foods Market, The Fresh Market and Target. Restaurants expenditure within the 5-mile vicinity of the Property in 2015 was around $169 million.

Grocery wholesalers comprise the largest market for industry operators, accounting for 39.6% of industry revenue in 2016. Wholesalers supply industry products to retailers, such as supermarkets, discount stores, convenience stores and other businesses that sell bulk, packaged foods. However, this segment’s share of the market declined over the past five years as online ordering systems enabled some supermarket chains to purchase products directly from industry producers.

Food manufacturers constitute 31.7% of industry revenue in 2016. This segment includes manufacturers that produce savory snack foods, frozen foods, meat, bread and bakery products. Major ingredients purchased from the Seasoning, Sauce, and Condiment Production industry include seasonings, salt, flavoring extracts, natural food coloring, gravy and sauce mixes. Due to the variety of products manufactured by producers in this downstream market, declining demand from one industry is offset by greater demand from another industry.

Sales to the foodservice and hospitality industries account for 12.2% of industry revenue. Motels, hotels, restaurants, fast-food chains and convention centers purchase large quantities of this industry’s products to use as ingredients for their finished food products and meals.

Supermarkets and grocery stores are forecast to account for about 9.7% of revenue in 2016 and serve as the most important point of purchase for consumers. Exports are anticipated to account for 6.8% of revenue in 2016, up from 5.1% in 2011. Exports constitute a small share of industry revenue because producers within this industry usually localize manufacturing operations to minimize transportation and distribution costs.

Market Size

Research shows, the number of establishments in the industry is approximately 31,834, which is expected to increase at an average annual rate of 1.69% over the next five years to reach 34,527 in 2021. IBISWorld estimates that in 2016, the average industry operator will obtain a profit equivalent to 4.5% of revenue. Despite increased competition, margins have since increased because many chains have implemented cost-cutting measures and invested in technology to reduce their reliance on labor. The number of industry employees has increased at an annualized rate of 3.0% to 1.9 million people over the five years to 2016. These trends bode well for LeGall Holdings, as they show the substantial profits that are available for successful industry players.

Product and Service Segmentation

The Chain Restaurants industry is dominated by chains that offer a menu with a wide variety of traditional US cuisine such as burgers, steaks, sandwiches, salads, fries and deserts. This type of food is heavily immersed into US culture and has therefore been the main driver of the industry’s growth over the past half-century. Major chains Applebee’s, Chili’s, Outback Steakhouse and T.G.I. Friday’s fit into this segment. US food can be further segmented into subcategories such as Tex-Mex (Chili’s Grill and Bar), BBQ (Famous Dave’s) and steak (Outback Steakhouse), based on the chain’s primary menu items.

Italian-American cuisine is a close variation on traditional Italian food, with recipes modified under the influence of US culture over the past two centuries. Modern Italian-American menu is heavily focused on pasta-based dishes and pizza and tend to include greater amounts of meat and garlic than traditional Italian dishes. Italian American dishes also tend to be characterized by large amounts of tomato sauce. Olive Garden and Carrabba’s Italian Grill are two prominent restaurant chains in this category.

About 17.0% of industry revenue is derived from chains that specialize in breakfast foods such as pancakes, waffles, omelets and French toast. While most chains in this segment also offer traditional lunch and dinner menus, breakfast food chains have developed a competitive advantage with in the food-service sector advertising their ‘all-day breakfast’ service. Well-known names in this category include IHOP, Denny’s and Waffle House.

Asian food is a diverse category that can be broken down into some regional styles based on the peoples and cultures of those regions. The main broad types include East Asian (including Chinese, Japanese, and Korean restaurants); Southeast Asian (including Vietnamese, Thai and Malaysian restaurants); and South Asian (including Indian, Sri Lankan and Bangladeshi restaurants). Other variations such as Middle Eastern and Central Asian cuisines have been included in the ‘Other’ category for this report.

Market Segmentation

The major markets for the Single Location Full-Service Restaurants industry can be segmented based on some factors including income, age, geographic location and family structure. Given the discretionary nature of the industry, an indication of major markets can be inferred by annual expenditure on food and beverages consumed outside the home. According to the US Census Bureau, the average consumer spends about 4.9% of their annual expenditure on food and beverages consumed outside the home. An estimated 39.1% of industry demand comes from consumers in the nation’s highest income quintile. In 2014 (the latest available data), the average consumer in the highest income bracket spent $5,125 on food and beverages consumed outside the home, according to the US Census Bureau. On the other hand, those in the lowest income quintiles often need to make significant sacrifices to afford meals away from home.

The average consumer in the lowest income quintile spent $1,142 on out-of-home food consumption in 2014. The three middle-income quintiles represent more than 50.0% of industry demand, showing how important the middle-class consumer is to the industry’s performance. While these consumers do not typically spend big on luxury food items, they contribute to the steady demand for middle-of-the-range chain restaurants. The industry’s major markets distribution has not changed dramatically over time as spending patterns within income brackets are relatively established. There was some tightening of budgets during the recession, but this occurred across all demographics, so it did not influence the industry’s major markets distribution.

Employees

Currently the Company has no employees other than its executive officers and directors who devote approximately 90% of their time to the business of the Company.

Item 1A. Risk Factors.

A purchase of any Shares is an investment in the Company’s common stock and involves a high degree of risk. Investors should consider carefully the following information about these risks, as well as other information contained in this report. If any of the following risks continue or newly occur, the business, financial condition or results of operations of the Company would likely suffer, the market price of the common stock would likely decline, and investors could lose all or a portion of their investment. The Company has listed the following risk factors which it believes to be material:

The Company has no independent operating history and as such an investor cannot assess its profitability or performance but must rely on the experience of its president and other officers.

The Company is a development stage company and has no operating history and it is therefore not possible for an investor to assess prior performance or determine whether it will likely meet its projected business plan. Such lack of experience may result in the Company experiencing difficulty in adequately designing or building any project, thereby causing the project to function improperly or provide inadequate utility for which it is intended. If the Company’s projects cannot be completed or consistently function improperly or perform below expectations, the Company will likely be unable to market and sell many of its projects or products. An investor will be required to make an investment decision based solely on the management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the building and managing of ecological theme parks and producing organically grown food.

The Company has accumulated deficit as of December 31, 2016 of $42,834.

As of December 31, 2016, the Company had an accumulated deficit of $42,834. This deficit may impact on the Company in various ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

The Company’s independent auditors have issued a report raising substantial doubt of the Company’s ability to continue as a going concern.

The report of the Company’s independent auditors contained in the Company’s financial statements from April 4, 2016 (inception) through December 31, 2016 includes a paragraph mentioning that the Company has had no revenues and income since inception, and had a working capital deficit of $41,222 and an accumulated deficit of $42,834. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern without the influx of capital through the sale of its securities or through development of its operations.

Reliance on Management

The Company’s management (“Management”) will participate in all decisions with respect to the management of the Company, including (without limitation) determining projects on which to bid, operations, and development. In the event of the dissolution, death, retirement or other incapacity of the Management, the business and operations of the Company may be adversely affected.

The Company’s CEO controls a majority of the outstanding stock.

The CEO of the Company currently beneficially owns more than a majority of the Company’s outstanding common stock. As such, she controls most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares. Mrs. LeGall will retain substantial control over matters requiring approval, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Possible Use of Preferred Shares

The provisions of the Company’s governance give significant rights and control to the Company’s Management. Moreover, if the Company issues preferred shares, preferred shareholders would have substantially greater voting rights than other shareholders. Investors will have little to no voting control as related to the actual business. At this time, no preferred shares are outstanding and the Company currently has no plans to issue preferred shares; however, the Company may issue preferred shares in the future.

Broad Indemnification Provided to Management

The governing documents of the Company limit the liability of, and provide indemnification for, the Management and the respective directors, officers, employees and agents of the Company and Management. The indemnification provided is to the full extent permitted under applicable Delaware law. Those provisions may limit certain rights of the shareholders against such parties, and moreover, an indemnification by the Company of the Management or any indemnified individual may result in substantial out-of-pocket costs and expenses payable by the Company. If the Company is forced to provide indemnification for any of these indemnified parties, it is possible that the assets of the Company could become depleted or the Company may otherwise suffer a material adverse financial consequence as a result of its indemnity obligations. As of the date of the filing of this 10-K, to the knowledge of the Company, there is no pending litigation or proceeding that exists involving a director, officer, employee or agent of the Management or the Company where indemnification will be required or permitted.

No Expectation to Pay Dividends

The Company has not paid any dividends with respect to its outstanding shares and cannot predict when, or if, dividends will be paid. The Company does not currently anticipate paying any dividends on the shares until a product is successfully commercialized and liquidity is realized. There is no guarantee the Company will ever receive any profit from its operations so as to be able to declare and pay dividends. There can be no assurance with respect to the amount and timing of any dividends other than to the shareholders, or that they will ever be made. Future dividends will be determined by the Management of the Company in light of prevailing financial conditions, earnings, if any, as well as other relevant factors.

Early Developmental Stage Company

The Company has only a limited operating history upon which to base an evaluation of its business and future prospects. For financial accounting purposes, the Company is in its development stage, and its operations will be subject to all the risks inherent in the establishment of a new business. Included in these risks are limited capital, corporate infrastructure and marketing arrangements.

Little Experience in Being a Public Company

The Company is an early-stage company and as such has little experience in managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business. Further, the Company may be hampered by lack of experience in addressing the issues and considerations which are common to growing companies. If the Company’s operating or management abilities consistently perform below expectations, the Company’s business is unlikely to thrive.

The Company is an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

Intellectual Property

The Company has not applied for intellectual property or trade secret protection on any aspects of its business. The Company has no current plans on attempting to obtain patents, copyright, trademarks and/or service marks on any of its solutions and services. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

The Company’s performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry.

The Company shall derive a substantial portion of its revenues in the form of royalties based on a percentage of the gross sales of its franchised restaurants. Sales and profitability of these restaurants and, in turn, payments it receives from franchisees may be negatively impacted by a number of factors, some of which are outside of the Company’s control. The most significant are:

●	declines in comparable-restaurant sales growth rates due to: (i) failing to meet or adequately adapt to changing customers’ expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in the Company’s markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural or man-made disasters or adverse weather conditions;

●	negative trends in operating expenses such as: (i) increases in food costs including rising commodity costs; (ii) increases in labor costs including increases mandated by minimum wage and other employment laws, immigration reform, the potential impact of union organizing efforts, increases due to tight labor market conditions and the Patient Protection and Affordable Care Act; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

●	the highly competitive nature of the restaurant industry with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli and restaurant services, as well as the continued expansion of restaurants in Caribbean and American cuisine; and (iii) the entry of major market players in non-competing industries into the food services market which could decrease the market share of the Company in it’s respective food categories;

●	the inability to open new restaurants that achieve and sustain acceptable sales volumes;

●	the inability to increase menu pricing to offset increased operating expenses;

●	failure to effectively manage further penetration into mature markets;

●	negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials that will affect our ability or our franchisees’ ability to maintain and refurbish existing restaurants;

●	the inability to manage our company-owned restaurants due to unanticipated changes in, or availability of, qualified restaurant management, staff and other personnel; and

●	the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which the Company or its franchisees have limited operating experience.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations for then existing restaurants may adversely affect the Company’s sales and results of operations.

The success of the Company’s restaurants depends in large part on its locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where the Company’s restaurants are or shall be located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when management identifies a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected and may not produce the results management expects.

The Company may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities.

The franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, food, beverage and other products. This subjects the Company to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, the financial difficulties, including bankruptcy, of our suppliers or other unforeseen circumstances. Such shortages could adversely affect the Company’s revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit the Company’s ability to make changes to its core menus or offer promotional “limited time only” menu items, which may limit the Company’s ability to implement its business strategies. The Company’s restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with the Company’s suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in these relationships with suppliers and distributors may reduce the payments the Company receives from its franchisees or the profits generated by its company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect operations.

A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect business results.

If the Company’s competitors increase their spending on advertising and promotions, or if the Company’s advertising, media or marketing expenses increase, or if the Company’s advertising and promotions become less effective than those of its competitors, the Company could experience a material adverse effect on business results. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit the Company’s ability to maintain brand relevance and drive increased sales.

As part of the Company’s marketing efforts, the Company will rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about the Company’s brands, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by the Company’s franchisees, guests or employees could increase the Company’s costs, lead to litigation or result in negative publicity that could damage the Company’s reputation. These efforts may not be successful, and pose a variety of other risks, as discussed below under the heading: “The Company is heavily dependent on information technology and any material failure of that technology could impair the Company’s ability to efficiently operate its business.”

Changing health or dietary preferences may cause consumers to avoid the Company’s in favor of alternative foods.

The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The Company’s franchise development and system-wide sales depend on the sustained demand for its products, which may be affected by factors it does not control. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules of nutritional content, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, or (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by the Company’s restaurants. The Company may not be able to adequately its restaurants’ menu offerings to keep pace with developments in consumer preferences, which may result in reductions to the franchise payments the Company receives from franchisees and the revenues generated by company-operated restaurants.

Factors outside the Company’s control may harm its brand’s reputation.

The success of the Company’s restaurant business is largely dependent upon brand recognition and the strength of the Company’s franchise systems. The continued success of the Company’s franchisees and company-operated restaurants will be directly dependent upon the maintenance of a favorable public view of the Company’s brand. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers) at a single the Company location can have a substantial negative impact on the operations of all restaurants within the Company’s system. Multi-unit food service businesses such as the Company can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to the Company’s restaurants or within the food service industry or any widespread negative publicity regarding the Company brand or the restaurant industry in general could harm the Company’s reputation. What’s more, a liability claim could injure the reputation of all the Company’s restaurants, whether or not it is ultimately successful.

Matters involving employees at company-operated restaurants may expose the Company to potential liability.

The Company is subject to United States federal, state and local employment laws that may expose the Company to liability if the Company is determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation regulations, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have a material adverse effect on business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

The Company’s failure or the failure of the Company’s franchisees to comply with federal, state and local governmental regulations may subject the Company to losses and harm to its brand.

The Company is subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. In 2014, the general counsel’s office of the National Labor Relations Board issued complaints naming the McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the Fair Labor Standards Act. There can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. The Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, the Company cannot be assured that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for the Company’s restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, the Company’s vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services supplied to the Company. The Company shall continue to evaluate the potential impact of the Patient Protection and Affordable Care Act and regulations issued thereto on its business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

The Company is subject to extensive federal, state and local governmental regulations, including those relating to the food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry which may have an adverse effect on business. The Company is also subject to laws and regulations relating to building and zoning requirements. Each of the Company’s and its franchisees’ restaurants will also be subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although the Company does not anticipate encountering any material difficulties or failures in obtaining and maintaining the required licenses and approvals necessary for continued operations of LHI restaurants and franchisees, certain material difficulties or failures may arise that could impact the continuing operations of the Company’s business.

In addition, the Company is subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase LHI’s exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, the Company or its franchisees may be required to expend funds to meet federal, state and local and foreign regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on the Company’s results of operations.

Finally, the Company is subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect the Company and its franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.

The Company will be heavily dependent on information technology and any material failure of that technology could impair its ability to efficiently operate its business.

The Company will rely heavily on information systems across its operations, including, for example, point-of-sale processing in LHI restaurants, management of its supply chain, collection of cash, payment of obligations and various other processes and procedures. The Company’s ability to efficiently manage its business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from its restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service and reduce efficiency in operations. Significant capital investments might be required to remediate any problems.

As part of the Company’s marketing efforts, LHI will rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, and pose a variety of other risks, as discussed above under the heading: “A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect business results.”

The Company’s inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado or man-made disaster, including terrorism, at a restaurant location or corporate facility, could materially adversely impact business.

The Company’s corporate systems and processes and corporate support for the Company’s restaurant operations will be handled primarily at one central location. The Company anticipates putting in place disaster recovery procedures and business continuity plans to address most events of a crisis nature, including earthquakes, tornadoes and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if LHI is unable to fully implement these disaster recovery plans, the Company may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on the Company’s financial condition, results of operation and exposure to administrative and other legal claims.

The Company’s business depends on its ability to attract and retain talented employees.

The Company’s business is based on successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in the Company’s industry is extremely competitive. If LHI is less successful in its recruiting efforts, or if the Company is unable to retain key employees, LHI’s ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to the Company’s long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder LHI’s strategic planning and execution.

Litigation Risk

The Company does not have any business liability, disruption or litigation insurance, and any business disruption or litigation the Company experiences might result in it incurring substantial costs and diversion of resources.

Unforeseen Changes

While the Company has enumerated certain material risk factors herein, it is impossible to know all risks which may arise in the future. In particular, shareholders may be negatively affected by changes in any of the following: (i) laws, rules and regulations; (ii) regional, national and/or global economic factors; (iii) the capacity, circumstances and relationships of partners of the Company or the Management; or (iv) general changes in financial or capital markets.

The Company continuously encounters changes in its operating environment, and the Company may have fewer resources than many of its competitors to continue to adjust to those changes. The operating environment of the Company is undergoing rapid changes, with frequent introductions of laws, regulations, competitors, market approaches, and economic impacts. Future success will depend, in part, upon the ability of the Company to adapt to those changes and providing products and services that will satisfy the demands of their respective businesses and projects. Many of the competitors have substantially greater resources to adapt to those changes. The Company may not effectively react to all of the changes in its operating environment or be successful in adapting its products and approach.

Arbitration

By execution of the subscription agreement for purchase of the Shares, investors in this offering agree to submit to arbitration all claims arising from their investment. Arbitration may not afford investors all the relief they might obtain outside arbitration. Arbitration narrows procedural and other steps available to claimants (such as discovery, broad choice of venue and scope of appellate review) and is, in general, a more informal process than court action. On the other hand, arbitration is normally a less expensive process for a claimant than court action and normally results in a quicker final decision. However, investors may find that as a result of arbitration they are more restricted in the resolution of claims, if any, arising from this investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings.

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties. We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the Company’s common stock and there is no market price for the Company’s common stock. If and when the Company meets the qualifications, it intends to apply for quotation of its securities on the OTC Bulletin Board. There is no assurance that the Company will ever meet such qualifications. The OTC Bulletin Board differs from national and regional stock exchanges in that it (1) is not situated in a single location but operates through communication of bids; offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges. To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. In addition, the Company must make available adequate current public information as required by applicable rules and regulations.

If the Company is not able to qualify for quotation on the OTC Bulletin Board or for other reasons, the Company may elect to have its securities initially traded in the OTC Markets Group Inc. (formerly the Pink OTC Markets, aka the “Pink Sheets”). The OTC Markets Group Inc. is the largest electronic marketplace for broker-dealers to trade unlisted stocks. In general there is greater liquidity for traded securities on the OTC Bulletin Board.

As of April 26, 2017 no shares of our common stock have traded.

Number of Holders

As of April 26, 2017, we had 41 shareholders of record of our common stock.

Dividend Policy

The Company does not anticipate that it will declare dividends in the foreseeable future but rather intends to use any future earnings for the development of its business. The Company has not paid any dividends to date.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2016:

Shares issued for cash	500,000

Shares issued for no consideration	5,000,000

Subsequent to December 31, 2016, the Company did not issue any shares.

The Company issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

For the period from April 4, 2016 (inception) to December 31, 2016, the Company had not generated revenues and had no income from operations since inception. The Company had sustained net loss of $42,834. The losses are largely contributed to operating expense incurred, by the Company, for the purposes of building business relationships and paying for accounting, legal and audit fees.

Liquidity and Capital Resources

As of December 31, 2016, the Company had $72 of cash and no cash equivalents.

The Company has accrued liabilities in the amount of $5,000 and payable to related party of $35,580, as of December 31, 2016.

For the period from April 4, 2016 (inception) to December 31, 2016, expenses paid by the CEO on behalf of the Company was $35,558. These expenses were paid by Portia LeGall, the Company’s Co-Chief Executive Officer and recorded as a payable to related party. Interest expense accrued for the payable to related party amounted to $714.

Other non-cash adjustments came from expenses paid by a stockholder and received equity. For the period from April 4, 2016 (inception) to December 31, 2016, expenses paid by the stockholder and contributed as capital was $1,562.

Going Concern

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company. as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

We have no contractual payment obligations as of December 31, 2016.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our current operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 3 to the financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the period from April 4, 2016 (inception) to December 31, 2016, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of December 31, 2016, cash balances were $72.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

LEGALL HOLDINGS, INC.

FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LeGall Holdings, Inc.

We have audited the balance sheet of LeGall Holdings, Inc. (formerly known as Garnet Island Acquisition Corporation, the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from April 4, 2016 (Inception Date) to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the period from April 4, 2016 (Inception Date) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company has not generated sufficient cash flow to repay its current and future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

April 26, 2017

LEGALL HOLDINGS INC.

Balance Sheet

December 31,
2016
ASSETS
CURRENT ASSETS

Cash	$72
Total current assets	72

TOTAL ASSETS	$72

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued liabilities	$5,000
Payable to related party	35,580
Accrued interest	714
Total current liabilities	41,294

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding, at December 31, 2016	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,000,000 shares issued and outstanding, at December 31, 2016	600
Discount on common stock	(550)
Additional paid-in capital	1,562
Accumulated deficit	(42,834)

Total stockholders’ deficit	(41,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Statement of Operations

For the period from April 4, 2016 (Inception) to
December 31,
2016

Revenues	$-

Cost of revenues	-

Gross profit	-

Operating expenses	42,120

Operating loss	(42,120)

Interest expense	(714)

Loss before income taxes	(42,834)

Provision for income taxes	-

Net loss	$(42,834)

Net loss per share - basic and diluted	$(0.00)

Weighted average number of shares - basic and diluted	11,188,033

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Statement of Stockholders’ Deficit

			Additional	Discount		Total
	Common Stock		Paid-in	On Common	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, April 4, 2016 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock to founders	20,000,000	2,000	-	(2,000)	-	-

Redemption of common stock	(19,500,000)	(1,950)	-	1,950	-	-

Issuance of common stock as a result of change in control	5,000,000	500	-	(500)	-	-

Issuance of common stock for cash	500,000	50	-	-	-	50

Expenses paid by stockholder and contributed as capital	-	-	1,562	-	-	1,562

Net loss	-	-	-	-	(42,834)	(42,834)

Balance, December 31, 2016	6,000,000	$600	$1,562	$(550)	$(42,834)	$(41,222)

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Statement of Cash Flows

For the period from April 4, 2016 (Inception) to
December 31,
2016
OPERATING ACTIVITIES
Net loss	$(42,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	1,562
Changes in operating assets and liabilities
Accrued liabilities	5,000
Accrued interest	714
Net cash used in operating activities	(35,558)

FINANCING ACTIVITIES
Common stock issued for cash	50
Proceeds from loan from related party	35,580
Net cash provided by financing activities	35,630

NET INCREASE IN CASH	72

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$72

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON CASH FINANCING ACTIVITIES:
Issuance of common stock to founders for no consideration	$50
Issuance of common stock to officers for no consideration	$500

The accompanying notes are an integral part of these financial statements.

LEGALL HOLDINGS INC.

Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “LeGall” shall mean LeGall Holdings, Inc., a Delaware corporation.

LeGall Holdings, Inc., formerly known as Garnet Island Acquisition Corporation, was incorporated on April 4, 2016 under the laws of the state of Delaware. LeGall Holdings, Inc. (the “Company” or “LeGall”), is a development stage company designed as a global food & restaurant brand specializing in Caribbean and American cuisine and fine dining. The Company will operate a Caribbean restaurant brand known as “LE GRILLE”. The Company also intends to distribute its own proprietary line of Jerk Sauce. In May 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

On September 28, 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Garnet Island Acquisition Corporation to LeGall Holdings Corporation.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net loss of $42,834 during the period from April 4, 2016 (Inception) to December 31, 2016. The Company had a working capital deficit of $41,222 and an accumulated deficit of $42,834 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2016

LEGALL HOLDINGS INC.

Notes to Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Basic and Diluted Net Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

NOTE 4 – ACCRUED LIABILITIES

As of December 31, 2016, the Company had $5,000 of accrued professional fees.

NOTE 5 – PAYABLE TO RELATED PARTY

As of December 31, 2016, the Company had $35,580 of payable to related-party primarily as a result of operating expenses paid by Portia LeGall, the Company’s Co-Chief Executive Officer. There was no written agreement for the balance due which bares 6% interest annually, unsecured, and due on demand. Interest expense amounted to $714 for the period from April 4, 2016 (inception) to December 31, 2016.

LEGALL HOLDINGS INC.

Notes to Financial Statements

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently evaluating the impact of this accounting standard.

NOTE 7 – COMMON STOCK

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

Notes to Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 6,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, accordance with FASB ASC Topic 855, "Subsequent Events", through April 26, 2017, the date which the financial statements were available to be issued. There were no subsequent events to be disclosed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officers covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officers concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

KCCW Accountancy Corp., our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officers, do not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Portia LeGall	54	Co-CEO, Treasurer and Secretary	2016
Terrence LeGall	62	Co-CEO	2016
Tara P. LeGall	27	VP of Marketing	2016

Portia R. LeGall serves as the Co-Chief Executive Officer, Secretary and Treasurer of the Company. Prior to the formation of the Company, from 2011 to the present, Ms. LeGall has been the CEO of a consulting firm in fashion, makeovers and relationship counseling. Since 2003, Ms. LeGall has also served as a gospel singer and event host. From 2013 to 2015 she was the co-host of an Internet radio show about money and relationships. Since 2003, Ms. LeGall has been involved in charitable activities at Abundant Life Family Worship Church and Morning Star Community Church.

Terrence G. LeGall serves as Co-Chief Executive Officer of the Company. Since 2011 to the present, Mr. LeGall has served as CEO of the LeGall Group, a consulting organization. Since 2011, he has served as a consultant to Abundant Life Family Worship Church and others. From 2013 to 2015 he was the co-host of an Internet radio show about money and relationships.

Tara P. LeGall serves as the Vice President of Marketing of the Company. Tara graduated from Savannah College of Arts and Design in Atlanta, Georgia with a Bachelor of Arts degree in Fashion Design and Marketing. Tara was employed in sales in design at Forever 21 Stores from 2012 to 2013, then employed as assistant manager at Nike Corporation from 2012 to 2015. Tara was active CEO of Tara Patrice Company from 2015 to present. She is involved in charitable activities at the Morning Star Community Church.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2016 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers and other principle executive officers, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are currently listed on the OTC Markets Group, Inc. are not currently required to implement a code of ethics.

Item 11. Executive Compensation.

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2016.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director nor is any compensation owned to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class(1)
Portia R. LeGall	Co-CEO, Secretary and Treasurer	3,750,000	62.5%
Terrence P. LeGall	Co-CEO	650,000	10.8%
Tara P. LeGall	VP of Marketing	500,000	8.3%

(1)	Based upon 6,000,000 shares outstanding as of April 26, 2017

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation. Each of our directors is also is a senior officer of the company.

Compensation of Directors

Directors do not receive any compensation for serving on the Board of Directors.

Change of Control

As of December 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

James Cassidy and James McKillop, selling shareholders of the Company, were both former officers and directors of the Company. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the change in control and may be considered promoters of the Company. Messrs. Cassidy and McKillop each initially owned 10,000,000 shares of common stock of the Company. As part of the change of control, Messrs. Cassidy and McKillop each consented to the redemption of 9,750,000 shares of the common stock held by each of them.

Each of Messrs. Cassidy and McKillop retains 250,000 shares and is a selling shareholder in this registration statement. As the initial shareholder/officer of the Company, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the corporate documents and preparation of the initial registration statement. Mr. Cassidy continues to provide legal services to the Company through its arrangement with Tiber Creek Corporation in the preparation of this registration statement and assistance in preparation of certain of its filings required pursuant to the Securities Exchange Act of 1934. Mr. McKillop, through Tiber Creek Corporation, will provide services to the Company, if needed, in facilitating introductions and meetings with professionals in the brokerage and financial communities.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Item 14. Principal Accounting Fees and Services.

Audit, Audit-Related and Non-Audit Fees

During the period from April 4, 2016 (inception) to December 31, 2016, total audit and audit related fees equaled $7,500.

Audit Committee Approval

The Board has not established any committees. Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the period from April 4, 2016 (inception) to December 31, 2016

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements (See Item 8 of this report)

Other Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101 .INS	XBRL Instance Document Ω

101 SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.
+	Furnished herewith.
Ω	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of registration statement prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2017	LEGALL HOLDINGS INC.

	By:	/s/ Portia R. LeGall
Chief Executive Officer

