Form 10-Q
period 2017-03-31
LeGall Holdings Inc.
filed 2017-05-15
CIK 1672899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No.

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

As of May 15, 2017, 6,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

LeGall Holdings Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

LEGALL HOLDINGS INC.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$3,774	$72
Total current assets	3,774	72

TOTAL ASSETS	$3,774	$72

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued liabilities	$3,500	$5,000
Payable to related party	55,114	35,580
Accrued interest	1,637	714
Total current liabilities	60,251	41,294

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	600	600
Discount on common stock	(550)	(550)
Additional paid-in capital	1,562	1,562
Accumulated deficit	(58,089)	(42,834)

Total stockholders’ deficit	(56,477)	(41,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,774	$72

The accompanying notes are an integral part of these unaudited financial statements.

LEGALL HOLDINGS INC.

Statement of Operations

(Unaudited)

For the Three Months Ended March 31, 2017

Revenues	$-

Cost of revenues	-

Gross profit	-

Operating expenses	14,332

Operating loss	(14,332)

Interest expense	923

Loss before income taxes	(15,255)

Provision for income taxes	-

Net loss	$(15,255)

Net loss per share - basic and diluted	$(0.00)

Weighted average number of shares - basic and diluted	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LEGALL HOLDINGS INC.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31,
2017
OPERATING ACTIVITIES
Net loss	$(15,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued liabilities	(1,500)
Accrued interest	923
Net cash used in operating activities	(15,832)

FINANCING ACTIVITIES
Proceeds from loan from related party	19,534
Net cash provided by financing activities	19,534

NET INCREASE IN CASH	3,702

CASH AT BEGINNING OF PERIOD	72

CASH AT END OF PERIOD	$3,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

LEGALL HOLDINGS INC.

Notes to Unaudited Financial Statements

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

The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the quarter ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $15,255 during the quarter ended March 31, 2017. The Company had a working capital deficit of $56,477 and an accumulated deficit of $58,089 as of March 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – GOING CONCERN (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net income (Loss) per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017, there are no outstanding dilutive securities.

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had $3,500 and $5,000 of accrued professional fees, respectively.

NOTE 5 – PAYABLE TO RELATED PARTY

As of March 31, 2017 and December 31, 2016, the Company had $55,114 and $35,580 of payable to related-party primarily as a result of operating expenses paid by Portia LeGall, the Company’s Co-Chief Executive Officer, respectively. There was no written agreement for the balance due which bares 6% interest annually, unsecured, and due on demand. Accrued interest total $1,637 and $714 as of March 31, 2017 and December 31, 2016. Interest expense amounted to $923 for the quarter ended March 31, 2017.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

NOTE 7 – COMMON STOCK

On April 4, 2016, the Company issued 20,000,000 founders common stock to two prior directors, officers, and shareholders. On September 28, 2016, the Company redeemed 19,500,000 shares from the two prior owners.

On September 29, 2016, the Company issued 5,000,000 of its common stock to effect a change in control. These shares were issued to four executives in the Company.

During October and November 2016, the Company issued a total of 500,000 shares of its common stock to 35 unrelated investors for total proceeds of $50, or at par value of $0.0001 per share.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 6,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, accordance with FASB ASC Topic 855, “Subsequent Events”, through May 15, 2017, the date which the financial statements were available to be issued. There were no subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Results of Operations

For the period quarter ended March 31, 2017, the Company had not generated revenues and had no income from operations since inception. The Company had sustained net loss of $15,255. The losses are largely contributed to operating expense incurred, by the Company, for the purposes of building business relationships and paying for accounting, legal and audit fees.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $3,774 of cash and no cash equivalents.

As of December 31, 2016, the Company had $72 of cash and no cash equivalents.

The Company has accrued liabilities in the amount of $3,500 and payable to related party of $55,114 , as of March 31, 2017.

The Company has accrued liabilities in the amount of $5,000 and payable to related party of $35,580, as of December 31, 2016.

For the quarter ended March 31, 2017, expenses paid by the CEO on behalf of the Company was $19,534. Interest expense accrued for the payable to related party amounted to $1,637 and $714 as of March 31, 2017 and December 31, 2016, respectively.

Going Concern

The Company has not generated revenues and had no income from operations since inception. The continuation of the Company. as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Future Financings

We will continue to rely on equity sales of our common shares and support from our stockholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities, arrange for other financing, or successfully locate and negotiate with a target business entity for the combination of that target company to fund our operations and other activities.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2017, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Trends

We are in the developmental stage and have not generated any revenue since inception. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the quarter ended March 31, 2017, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of March 31, 2017 and December 31, 2016, cash balances were $3,774 and $72, respectively.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

 None exist.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2017.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, there are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end and subsequent to March 31, 2017, the Company did not issue any shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017	LEGALL HOLDINGS INC.

	By:	/s/ Portia R. LeGall
Chief Executive Officer

