Form 10-Q
period 2017-06-30
LeGall Holdings Inc.
filed 2017-09-19
CIK 1672899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 18, 2017, 6,255,500 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

LeGall Holdings Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2017

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	1

Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1

Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and the period from April 4, 2016 (Inception) to June 30, 2016 (Unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and the period from April 4, 2016 (Inception) to June 30, 2016 (Unaudited)	3

Notes to Unaudited Consolidated Financial Statements	4 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations & Plan of Operations	9 - 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosures	12

Item 5. Other Information	12

Item 6. Exhibits	12

SIGNATURES	13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

LEGALL HOLDINGS INC.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,561	$72
Total current assets	1,561	72

Total assets	$1,561	$72

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$8,038	$6,238
Payable to related party	75,893	35,580
Accrued interest - related party	3,031	714
Total current liabilities	86,962	42,532

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,255,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	626	626
Discount on common stock	(550)	(550)
Additional paid-in capital	1,688	1,688
Accumulated deficit	(87,165)	(44,224)
Total stockholders' deficit	(85,401)	(42,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,561	$72

The accompanying notes are an integral part of these consolidated financial statements.

LEGALL HOLDINGS INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the Period from April 4, 2016 (Inception) to
	June 30, 2017	June 30, 2017	June 30, 2016
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-

General and administrative expenses	25,492	42,624	1,562
Operating loss	(25,492)	(42,624)	(1,562)

Other Income	2,000	2,000	-
Interest expense	(1,394)	(2,317)	-
Loss before income taxes	(24,886)	(42,941)	(1,562)

Provision for income taxes	-	-	-
Net loss	$(24,886)	$(42,941)	$(1,562)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	6,255,500	6,255,500	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEGALL HOLDINGS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Period from April 4, 2016 (Inception) to
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net loss	$(42,941)	$(1,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	312
Changes in operating assets and liabilities
Accrued liabilities	1,800	1,250
Accrued interest	2,317	-
Net cash used in operating activities	(38,824)	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-
Proceeds from loan from related party	40,313	-
Net cash provided by financing activities	40,313	-

NET INCREASE IN CASH	1,489	-
CASH AT BEGINNING OF PERIOD	72	-

CASH AT END OF PERIOD	$1,561	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH DISCLOSURES:
Common stock issued for acquisition of subsidiary	$152	$-

The accompanying notes are an integral part of these unaudited financial statements.

LEGALL HOLDINGS INC.

Notes to Unaudited Consolidated Financial Statements

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

Subsequent to the change in control, on August 7th, 2017, new management of the Company effected an acquisition (the “Acquisition”) with Le’ Grille, LLC (“Le’ Grille” or “LG”), a private limited liability company organized under the laws of the state of New Jersey., pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”).

Basis of Presentation

On August 7, 2017, the Company announced that it had entered into an Agreement And Plan Of Reorganization (the “Share Exchange Agreement”) with Le’ Grille, LLC., a New Jersey Limited Liability Company (“LG”), and the controlling members of LG (the “LG Members”) (the “Acquisition”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding equity of LG from the LG Members (the “LG Ownership”) and in exchange the Company issued to LG 255,500 shares of its common stock (the “LHI Shares”). As a result of the Share Exchange Agreement, LG became a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred upon LG providing the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”).

At the time of the Acquisition, there were three shareholders of the Company who were also members and managers of LG. LG has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations.

Since the Company and LG were entities under common control prior to the Acquisition, the transaction is accounted for as a recapitalization/restructuring transaction. The Company has recast prior period financial statements to reflect the conveyance of LG’s members’ capital as if the restructuring had occurred as of the earliest date of the accompanying consolidated financial statements.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LeGall Holdings, Inc. and its wholly owned subsidiary, Le’Grille, LLC (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $42,941 during the six months ended June 30, 2017. The Company had a working capital deficit of $85,401 and an accumulated deficit of $87,165 as of June 30, 2017 and a working capital deficit of $42,460 and an accumulated deficit of $44,224 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had cash and cash equivalents of $1,561 and $72 as of June 30, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net income (Loss) per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017, there are no outstanding dilutive securities.

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company had $8,038 and $6,238 of accrued professional fees, respectively.

NOTE 5 – PAYABLE TO RELATED PARTY

As of June 30, 2017 and December 31, 2016, the Company had $75,893 and $35,580 of payable to related-party primarily as a result of operating expenses paid by Portia LeGall, the Company’s Co-Chief Executive Officer, respectively. The balance due bares 6% interest annually, unsecured, and due on demand. Accrued interest total $3,031 and $714 as of June 30, 2017 and December 31, 2016, respectively. Interest expense amounted to $2,317 for the six months ended June 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s consolidated financial statements would be insignificant.

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

On August 7, 2017, LeGall Holdings, Inc. announced that it had entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Le’ Grille, LLC., a New Jersey Limited Liability Company (“LG”), and the controlling members of LG (the “LG Members”) (the “Acquisition”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding equity of LG from the LG Members (the “LG Ownership”) and in exchange the Company issued to LG 255,500 shares of its common stock (the “LHI Shares”).

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 6,255,500 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, accordance with FASB ASC Topic 855, “Subsequent Events”, through September 18, 2017, the date which the consolidated financial statements were available to be issued. There were no subsequent events to be disclosed except as noted below.

On August 7, 2017, LeGall Holdings, Inc. announced that it had entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Le’ Grille, LLC., a New Jersey Limited Liability Company (“LG”), and the controlling members of LG (the “LG Members”) (the “Acquisition”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding equity of LG from the LG Members (the “LG Ownership”) and in exchange the Company issued to LG 255,500 shares of its common stock (the “LHI Shares”). As a result of the Share Exchange Agreement, LG became a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred upon LG providing LHI with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”).

The Share Exchange Agreement was treated as a recapitalization of the Company for financial accounting purposes.  LG was considered the acquirer for accounting purposes. The equity of LG is presented as the equity of the combined company and the members’ equity accounts of LG is adjusted to reflect the total value of the outstanding and issued common stock of the legal acquirer (LeGall Holdings, Inc.) after giving effect to the number of shares issued in the Share Exchange Agreement.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section as well as discussed elsewhere herein.

Results of Operations

For the six months ended June 30, 2017, the Company had not generated revenues and had no income from operations since inception. The Company sustained net loss of $42,941 for the six months ended June 30, 2017. The Company sustained net loss of $24,886 for the three months ended June 30, 2017. The losses are largely contributed to operating expense incurred, by the Company, for the purposes of building business relationships and paying for accounting, legal and audit fees.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $1,561 of cash and no cash equivalents.

As of December 31, 2016, the Company had $72 of cash and no cash equivalents.

The Company has accrued liabilities in the amount of $8,038 and payable to related party of $75,893, as of June 30, 2017.

The Company has accrued liabilities in the amount of $6,238 and payable to related party of $35,580, as of December 31, 2016.

For the six months ended June 30, 2017, expenses paid by the CEO on behalf of the Company was $40,313. Interest expense accrued for the payable to related party amounted to $3,031 and $714 as of June 30, 2017 and December 31, 2016, respectively.

Going Concern

The Company has not generated revenues and had no income from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2017, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Trends

We are in the developmental stage and have not generated any revenue since inception. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our current operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 3 to the consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the quarter ended March 31, 2017, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of June 30, 2017 and December 31, 2016, cash balances were $1,561 and $72, respectively.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

 None exist.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2017.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s six month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period end and subsequent to June 30, 2017, the Company issued the following shares.

On August 7, 2017, LeGall Holdings, Inc. announced that it had entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Le’ Grille, LLC., a New Jersey Limited Liability Company (“LG”), and the controlling members of LG (the “LG Members”) (the “Acquisition”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding equity of LG from the LG Members (the “LG Ownership”) and in exchange the Company issued to LG 255,500 shares of its common stock (the “LHI Shares”).

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

Dated: September 18, 2017	LEGALL HOLDINGS INC.

	By:	/s/ Portia R. LeGall
Chief Executive Officer

